Form 10QSB
period 1999-12-31
EQUORUMNET
filed 2000-02-07
CIK 1091783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For  the  quarterly  period  ended  December  31,  1999

(   )     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D)  OF  THE SECURITIES
          EXCHANGE  ACT  OF  1934

                                   eQuorumNet
             (Exact name of registrant as specified in its charter)

                       Commission file number:  000-27583

Nevada                                                          88-0431508
(State  of Other Jurisdiction of Incorporation or             (I.R.S. Employer
Organization)                                                Identification  No)


3009  Rose  Lane,  Phoenix,  AZ                                 85016
(Address  of  Principal  Executive  Office)                     (Zip  Code)

                                  877-603-4382
              (Registrant's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  (   )     NO  ( X )

As of December 31, 1999 registrant had 7,500,000 shares of Common Stock outstanding.

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS

                                   EQUORUMNET
                          (A Development Stage Company)
                                TABLE OF CONTENTS
                                -----------------

Consolidated Financial Statements:                             Page
                                                               ----

    Consolidated Balance Sheet as of December 31, 1999            1

    Consolidated Statement of Operations for the three months
      ended December 31, 1999, and for the period from
      Inception, July 15, 1999, to December 31, 1999              2

    Consolidated Statement of Stockholders' Equity
      for the period from inception, July 15, 1999,
      to December 15, 1999                                        3

    Consolidated Statement of Cash Flows for the
      period from inception, July 15, 1999,
      to December 31, 1999                                        4

    Selected Notes to Consolidated Financial Statements           5

                                         EQUORUMNET
                               (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED BALANCE SHEET
                                        DECEMBER 31, 1999
                                         (UNAUDITED)

                                                                       December
                                                                       31, 1999
A S S E T S                                                          (UNAUDITED)
  CURRENT ASSETS
    Cash                                                             $       135
                                                                      -----------
      TOTAL CURRENT ASSETS                                                   135
                                                                      -----------

    TOTAL ASSETS                                                     $       135
                                                                      ===========
L I A B I L I T I E S   &   S T O C K H O L D E R S '   E Q U I T Y

  TOTAL LIABILITIES                                                  $         -
                                                                      -----------
  COMMITMENTS AND CONTINGENCIES                                                -
                                                                      -----------
  STOCKHOLDER'S EQUITY
    Common stock, 50,000,000 shares authorized,
      $.0001 par value; 7,500,000 shares issued and outstanding              750
    Additional paid-in capital                                            83,423
    Accumulated deficit                                                  (84,038)
                                                                      -----------
    TOTAL STOCKHOLDERS' EQUITY                                               135
                                                                      -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $       135
                                                                      ===========

                             See accompanying notes

                                          EQUORUMNET
                                (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENT OF OPERATIONS
                         FOR THE PERIOD FROM INCEPTION, JULY 15, 1999
                               TO DECEMBER 31, 1999 (UNAUDITED)

                                                                             July 15, 1999
                                                      Three Months            (Inception)
                                                         Ended                  Through
                                                   December 31, 1999       December 31, 1999
                                               --------------------------  ------------------
R E V E N U E S                                $

E X P E N S E S
  Professional services                                           45,000              84,038
                                               --------------------------  ------------------
    TOTAL OPERATING EXPENSES                                      45,000              84,038
                                               --------------------------  ------------------

NET LOSS                                       $                (45,000)            (84,038)
                                               ==========================  ==================


  Basic and diluted net loss per common share  $                    0.01                0.01
                                               ==========================  ==================

  Weighted average number of
    common stock shares outstanding                            7,500,000           7,500,000
                                               ==========================  ==================

                             See accompanying notes

                                                EQUORUMNET
                                       (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDTED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM INCEPTION, JULY 15, 1999, TO DECEMBER 31, 1999  (UNAUDITED)



                                       Common Stock
                                ------------------------                                        Total
                                  Number                     Additional       Accumulated    Stockholders'
                                 of Shares         Amount   Paid-in Capital    Deficit          Equity
                                -------------   ----------  ---------------  -------------  --------------
Issuance of common
    stock in July 1999
    for cash at an average of
    $.0006 per share            7,500,000          $   750  $         3,423   $      -       $  4,173

Additional capital contributed
 by the president
  of the company                                                     80,000          -         80,000

Loss for period ending,
 August 31, 1999                    -                  -                -        (84,038)     (84,038)
                              -------------   -------------  ----------------   -----------  ---------
  Balance at August 31, 1999    7,500,000          $   750  $        83,423     $(84,038)    $    135
                              =============   =============  ================   ===========  =========

                             See accompanying notes

                                   EQUORUMNET
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND THE PERIOD FROM
                 INCEPTION, JULY 15, 1999, TO DECEMBER 31, 1999

Cash flows from operating activities:
  Net loss                                                  $         (84,038)
  Direct payments for professional services by stockholder             80,000
                                                            ------------------

  Net cash used in operating activities                                (4,038)
                                                            ------------------

Cash flows from investing activities:                                       -
                                                            ------------------

Cash flows from financing activities:
  Issuance of stock                                                     4,173
                                                            ------------------

  Net cash provided by financing activities                             4,173
                                                            ------------------

Net increase in cash                                                      135


Cash, beginning of period                                                   -
                                                            ------------------

Cash, end of period                                         $             135
                                                            ==================

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest and income taxes:
    Interest                                                $               -
                                                            ==================
    Income taxes                                            $               -
                                                            ==================

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Professional services paid directly by stockholder        $          80,000
                                                            ==================

                             See accompanying notes

                                   EQUORUMNET
                          (A Development Stage Company)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   -----------

1.     BASIS  OF  PRESENTATION

       The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10SB12(g) filed on October 7, 1999. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements contained in the Form 10SB12(g), have been omitted.

2.     GENERAL

       The Company is a development stage enterprise because since its inception, substantially all its efforts have been devoted to identifying overseas manufacturers of consumer products that have a need for a marketing arm in the United States and preparation and development of its network marketing compensation plans, its marketing materials and support programs and its e-commerce website.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

Some of the statements contained in this Form 10-QSB discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actually results to differ from projections include, for example:\

- the success or failure of management's efforts to implement their business strategy
- the Company's ability to rise sufficient capital to meet operating requirements
-     the  Company's  ability  to  compete  with  major  established  companies
- the Company's ability to attract and retain overseas manufacturers as clients
-     the  Company's ability to keep its website operational and manage the site
-     federal,  state  or  local  governmental  regulations
-     foreign  governmental  regulations  and  import/export  laws
-     seasonal  effects  on  revenue  for  the  products  its  markets
-     the  success  of  the  Company's  marketing  campaigns
- the amount and timing of operating costs and capital expenditures relating to maintaining and expanding the business, operations and infrastructure of the company
- the Company's ability to upgrade and develop its systems and infrastructure to accommodate growth
- the Company's ability to attract new personnel in a timely and effective manner
- the Company's ability to retain key employees in its network marketing business
- the timing, cost and availability of advertising in traditional media and on other websites and online services
-     consumer  trends  and  popularity  of  the  products  to  be  sold
-     the  level  of  use  of  the  Internet  and  online  services
-     general  economic  conditions

GENERAL

     eQuorumNet was organized by the filing of articles of incorporation with the Secretary of State of the State of Nevada on July 15, 1999. The articles of the Company authorized the issuance of fifty million (50,000,000) shares of Common Stock at a par value of $0.0001 per share.
     The Company is a developmental state company with the principal business objective to provide network and e-commerce marketing for upscale and mass market consumer products direct from the manufacturer. The Company intends to distinguish itself and "the technology leader" in these fields with its quality products, its network marketing compensation plans, its marketing materials and support programs, and its e-commerce site.
     The Company intends to identify overseas manufacturers of consumer products that have a need for a marketing arm in the United States. According to the Company's management, the development of new products such as nutritional aids and electronics in the Far East is expansive and the need for a specialized marketing company of the United States market has continued to grow in the last ten years. eQuorumNet plans to market its network marketing and e-commerce services to these manufacturers.
     During its initial phase of development, the Company is formulating profitability budgets, and marketing plans with the intention to make presentations to overseas manufacturing firms to become its marketing company in the United States. No specific manufacturing companies have signed a contract with eQuorumNet as yet, and the Company anticipates 6 to 8 months until the research phase is completed, and a manufacturer/client is identified and contracted with in order to begin phase II, when revenues will be expected.
     The Company intends to build a distributor base and attract a new generation of distributor leadership by providing additional financial incentives for the core leadership (i.e., short-term income incentives, recruiting incentives). It plans to increase long-term stability by addressing key distributor structure/compensation areas: 1) create several "base of tree" distributor lines to foster competition and increase opportunities for aggressive new leadership 2) implement a compensation plan which fosters long-term sustainable growth by continuing to highly reward aggressive, serious business builders, while better rewarding the 95% of part-time consumer/retailer-type distributor, and better ensuring that new distributor leaders will have a solid organization under them before "breaking away", so that they will better be able to qualify for leadership bonuses, and 3) continually train distributor leadership to focus on building deep and wide with a solid base of consumers and to nurture their networks.
     The Company intends to focus on achieving and maintaining profitability also ensuring tight financial and systems control by 1) being fully prepared for cyclical sales performance while still providing top quality customer service, 2) focusing on quality, not quantity, of new staff, 3) instituting financial/accounting software systems to enable much tighter cash flow and inventory control, and minimizing long-term contractual arrangements with suppliers and keeping minimum order quantities as low as possible.

PLAN  OF  OPERATIONS

     The Company has been in the development stage since its inception and has not generated any revenues from operations. However, the Company anticipates that expenses will continue to increase during 2000 with the development of its website and the acquisition of contracts with overseas manufacturers. Additional capital will be necessary to expand operations or continue current operations. The Company has financed its growth primarily from the sale of common stock. The Company's sources of external and internal financing are limited, and it is not expected that its internal source of liquidity will improve until net cash is provided by operating activities, and, until such time, it will rely upon external sources for liquidity. The Company has not established any lines of credit or other significant financing arrangement with any third-part lenders. There can be no assurance that the Company will be able to obtain financing on reasonable terms, if at all. Until the Company is able to develop, construct and operate its website, and until the Company contracts with an overseas manufacturer for its advertising in the United States, and derive revenues there from, the Company will continue to use cash obtained from outside sources for its operations and development of its business.
     In the future, the Company may be required to seek debt or equity financing (public or private), curtail operations, or otherwise bring cash flows in balance if it approaches a condition of cash insufficiency. The Company anticipates a need for additional capital, but has no specific commitments with respect thereto. There is no assurance that the Company will be successful in any such effort.

PART  II

Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, 2, 3, 4, and 5 are omitted.

ITEM  6  EXHIBITS  AND  REPORTS

There  are  no  exhibits  to  be  filed  as  part  of  this  Form  10-QSB.

SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.

                                             eQuorumNet


Date:  January  31,  2000                    /S/  Richard  Hung
                                             Richard  Hung,  President