Form 10QSB
period 2000-03-31
EQUORUMNET
filed 2000-05-12
CIK 1091783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For  the  quarterly  period  ended  March  31,  2000

(   )     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

                                   eQuorumNet
             (Exact name of registrant as specified in its charter)

                       Commission file number:  000-27583

Nevada                                                                88-0431508
(State  of Other Jurisdiction of Incorporation                  (I.R.S. Employer
 or Organization)                                             Identification No)

301  W.  Armour  Suite  1000,  Kansas  City,  MO  64111               64111
(Address  of  Principal  Executive  Office)                         (Zip Code)

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

YES  ( X )     NO  (   )

As of March 31, 2000 registrant had 7,500,000 shares of Common Stock outstanding.

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS






                                   EQUORUMNET
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS




                                 MARCH 31, 2000






                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111

                                   EQUORUMNET
                          (A DEVELOPMENT STAGE COMPANY)

                                 MARCH 31, 2000


                                TABLE OF CONTENTS



INDEPENDENT AUDITOR'S REPORT                                     1

FINANCIAL STATEMENTS

Balance Sheet                                                    2

Statement of Operations                                          3

Statement of Stockholders' Equity                                4

Statement of Cash Flows                                          5

NOTES TO FINANCIAL STATEMENTS                                    6

Board  of  Directors
eQuorumNet
301  W.  Armour  #1000
Kansas  City,  MO  64111

                          Independent Auditor's Report

We have audited the accompanying balance sheet of eQuorumNet (a development stage company) as of March 31, 2000 and the related statements of operations, cash flows, and stockholder's equity for the period from July 15, 1999 (inception) through March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eQuorumNet as of March 31, 2000 and the results of its operations and its cash flows for the period from July 15, 1999 (inception) to March 31, 2000, in conformity with generally accepted accounting principles.

As discussed in Note 2, the Company has been in the development stage since its inception and has no revenues. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
April  14,  2000

                                         EQUORUMNET
                               (A DEVELOPMENT STAGE COMPANY)
                                        BALANCE SHEET



                                                                     March 31,
 A S S E T S                                                                          2000
                                                                     ----------------------

  CURRENT ASSETS
    Cash                                                                               97
                                                                     ----------------------
      TOTAL CURRENT ASSETS                                                              97
                                                                     ----------------------


    TOTAL ASSETS                                                                       97
                                                                     ======================

L I A B I L I T I E S   &   S T O C K H O L D E R S '   E Q U I T Y

  TOTAL CURRENT LIABILITIES                                          $                   -
                                                                     ----------------------

  COMMITMENTS AND CONTINGENCIES                                                          -
                                                                     ----------------------

  STOCKHOLDER'S EQUITY
    Common stock, 50,000,000 shares authorized,
      $.0001 par value; 7,500,000 shares
      issued and outstanding                                                           750
    Additional paid-in capital                                                      83,423
    Deficit accumulated during development stage                                   (84,076)
                                                                     ----------------------
    TOTAL STOCKHOLDERS' EQUITY                                                          97
                                                                     ----------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         97
                                                                     ======================


  The accompanying notes are an integral part of these financial statements.

                                   EQUORUMNET
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                           From Inception
                                           (July 15, 1999)
                                                 to
                                              March 31,
                                                2000
                                      -------------------------
R E V E N U E S                                              -
                                      -------------------------

E X P E N S E S                                         84,076
                                      -------------------------
    TOTAL OPERATING EXPENSES                            84,076
                                      -------------------------

NET LOSS                                               (84,076)
                                      =========================



  Net loss per common share                             (0.01)
                                      =========================

  Basic and diluted weighted average
    common stock outstanding                         7,500,000
                                      =========================


  The accompanying notes are an integral part of these financial statements.

                                                         EQUORUMNET
                                               (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENT OF STOCKHOLDERS' EQUITY



                                                       Common Stock
                                                 -------------------------                   Deficit Accumulated     Total
                                                  Number                      Additional           During        Stockholders'
                                                 of Shares      Amount      Paid-in Capital   Development Stage      Equity
                                                 ---------  --------------  ----------------  -----------------  -------------
Issuance of common stock in July 1999
  for cash at an average of $.0006 per share     7,500,000  $          750  $          3,423  $              -   $      4,173

Additional capital contributed by the president
  of the company                                         -               -            80,000                 -         80,000

Loss for the period ending March 31, 2000                -               -                 -           (84,076)       (84,076)
                                                 ---------  --------------  ----------------  -----------------  -------------
  Balance at March 31, 2000                              -  $          750  $         83,423  $        (84,076)  $         97
                                                 =========  ==============  ================  =================  =============


  The accompanying notes are an integral part of these financial statements.

                                   EQUORUMNET
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                 From Inception
                                                 (July 15, 1999)
                                                       to
                                                    March 31,
                                                      2000
                                                ----------------
Cash flows from operating activities:
  Net loss                                              (84,076)
                                                ----------------

  Net cash used in operating activities                 (84,076)
                                                ----------------

Cash flows from investing activities:                         -
                                                ----------------

Cash flows from financing activities:
  Cash contributed by president of the company           80,000
  Issuance of stock                                       4,173
                                                ----------------

  Net cash provided by financing activities              84,173
                                                ----------------

Net increase in cash                                         97


Cash, beginning of period                       $             -
                                                ----------------

Cash, end of period                             $            97
                                                ================

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest and income taxes:
    Interest                                    $             -
                                                ================
    Income taxes                                $             -
                                                ================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Start-up costs paid by shareholder            $        80,000
                                                ================


  The accompanying notes are an integral part of these financial statements.

                                   EQUORUMNET
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

eQuorumNet, (hereinafter "the Company"), was incorporated in July 1999 under the laws of the State of Nevada primarily for the purpose of network marketing of electronics, nutritional and personal care products. At March 31, 2000, the Company is operating from the residence of a business associate of the Company's President rent free, in Kansas City, Missouri. In August 1999 the Company formed eQuorumNet, LLC, a limited liability company, to facilitate the Initial Public Offering (IPO) of the Company's stock. This limited liability company was dissolved upon finalization of the Company's IPO.

The Company is in the development stage and as of March 31, 2000 had not realized any significant revenues from its planned operations.

The  Company's  year-end  is  June  30.

                                   EQUORUMNET
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant accounting policies of eQuorumNet is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Development  Stage  Activities
------------------------------

The Company has been in the development stage since its formation on July 15, 1999. It is primarily engaged in network marketing.

Going  Concern
--------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company, being a developmental stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.
NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Accounting  Method
------------------

The Company's financial statements are prepared using the accrual method of accounting.

Loss  per  share
----------------

Basic loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted loss per share is the same as basic loss per share as there are no common stock equivalents outstanding.

Income  Taxes
-------------

No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Year  2000
----------

The Company, like other firms, could be adversely affected if the computer systems used by it, its suppliers or customers do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment.

At this time, there have been no known problems associated with the Year 2000 issue. Management believes that the Year 2000 issue will not have an impact on the Company's operations.

The Company has not purchased any software or hardware. When the Company does purchase software and hardware it will determine at that time if there could be any adverse effects to the Company's operations regarding Year 2000 issues. Management also believes that Year 2000 issues should not adversely affect the ability of its clients and customers to conduct business with the Company. Any costs associated with Year 2000 compliance will be expensed when incurred.

NOTE  3  -  PROPERTY  AND  EQUIPMENT

At  March  31,  2000  the  Company  does  not  own  any  property  or equipment.

                                   EQUORUMNET
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE  4-COMMON  STOCK

Upon incorporation, the Company authorized the issuance of 50,000,000 shares of common stock at a par value of $0.0001 per share of which 7,500,000 shares are outstanding. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders, but have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared by the Board of Directors in its discretion, from funds legally available therefor. The Company has not authorized any preferred stock, convertible stock, warrants or options as of March 31, 2000.


NOTE  5  -  CONTRIBUTED  CAPITAL

The major stockholder of the Company contributed $80,000 for the payment of expenses. This amount was recorded as additional paid-in capital.

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

GENERAL

     eQuorumNet was organized by the filing of articles of incorporation with the Secretary of State of the State of Nevada on July 15, 1999. The articles of the Company authorized the issuance of fifty million (50,000,000) shares of Common Stock at a par value of $0.0001 per share.
     The Company is a developmental stage company with the principal business objective to provide network and e-commerce marketing for upscale and mass market consumer products direct from the manufacturer. The Company intends to distinguish itself and "the technology leader" in these fields with its quality products, its network marketing compensation plans, its marketing materials and support programs, and its e-commerce site.
     The Company intends to identify overseas manufacturers of consumer products that have a need for a marketing arm in the United States. According to the Company's management, the development of new products such as nutritional aids and electronics in the Far East is expansive and the need for a specialized marketing company of the United States market has continued to grow in the last ten years. eQuorumNet plans to market its network marketing and e-commerce services to these manufacturers.
     During its initial phase of development, the Company is formulating profitability budgets, and marketing plans with the intention to make presentations to overseas manufacturing firms to become its marketing company in the United States. No specific manufacturing companies have signed a contract with eQuorumNet as yet, and the Company anticipates 6 to 8 months until the research phase is completed, and a manufacturer/client is identified and contracted with in order to begin phase II, when revenues will be expected.

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

PART  II

Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, 2, 3, 4, and 5 are omitted.

ITEM  6  EXHIBITS  AND  REPORTS

a)  Exhibit  27.1   Financial  Data  Schedule

b)  Form  8-K  incorporated  by  reference  filed  April  4,  2000.

SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                                      eQuorumNet


Date:  May  9,  2000                  /S/  Richard  Hung
                                      Richard  Hung,  President