Form 10KSB
period 2000-06-30
EQUORUMNET
filed 2000-09-14
CIK 1091783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For  the  fiscal  year  ended  June  30,  2000

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SSECURITIES EXCHANGE
ACT  OF  1934
               For  the  transition  period  from _____________ to _____________

               Commission  file  number  000-27583

                                   EQUORUMNET
                                   ----------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Nevada                                      88-0431508
------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

301 W. Armour #1000, Kansas City, MO        64111
                                            -----
(Address of principal executive offices)    (Zip Code)

Issuer's  telephone  number  (877)  603-4382

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
NONE

         Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class
                               -------------------
                         Common Stock, $.0001 par value

Check whether the issuer (a) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing requirements of the past 90 days.          [  X  ] Yes
[     ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  for  10-KSB  [     ]

State  issuer's  revenues  for  its  most  recent  fiscal  year.
     NONE

     The Company's stock is not, and has not, been traded or quoted. Therefore, there is no way to ascertain a market value for the stock.
 .
     The  number  of  shares  outstanding  as  of  June  30, 2000 was 7,500,000.

DOCUMENTS  INCORPORATED  BY  REFERENCE
     NONE

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 7, "Management's Discussion and Analysis of Financial Condition."

                                     PART I
Item  I  DESCRIPTION  OF  BUSINESS

A.   BUSINESS  DEVELOPMENT  AND  SUMMARY

     eQuorumNet, hereinafter referred to as "The Company" or eQuorumNet, was organized by the filing of articles of incorporation with the Secretary of State of the State of Nevada on July 15, 1999. The Company formed a Missouri LLC, eQuorumNet, LC, in order to facilitate the private offering. The Company plans to dissolve the LLC once the Company becomes publicly traded on the OTC Bulletin Board. The articles of The Company authorized the issuance of fifty million (50,000,000) shares of Common Stock at a par value of $0.0001 per share.

     The Company is a developmental stage company with the principal business objective to provide network and e-commerce marketing for upscale and mass market consumer products direct from the manufacturer. It intends to distinguish itself as "the technology leader" in these fields with quality products, network marketing compensation plans, marketing materials and support programs, and its e-commerce site.

     The Company intends to identify overseas manufacturers of consumer products that have a need for a marketing arm in the United States. Management believes the development of new products such as nutritional aids and electronics in the Far East is expansive and the need for a specialized marketing company for the United States market has continued to grow in the last ten years. eQuorumNet plans to market its network marketing and e-commerce services to these manufacturers.

     During its initial phase of development, the Company is formulating profitability budgets, and marketing plans with the intention to make presentations to overseas manufacturing firms to become its marketing company in the United States. No specific manufacturing companies have signed a contract with eQuorumNet as yet, and the Company anticipates 6 to 8 months until the research phase is completed. A manufacturer/client needs to be identified and contracted with in order to begin phase II, when revenues will be expected.

     The Company intends to build a distributor base and attract a new generation of distributor leadership by providing additional financial incentives for the core leadership (i.e., short-term income incentives, recruiting incentives). The Company plans to increase long-term stability by addressing key distributor structure/compensation areas: 1) create several "base of tree" distributor lines to foster competition and increase opportunities for aggressive new leadership 2) implement a compensation plan which fosters long-term sustainable growth by continuing to highly reward aggressive, serious business builders, while better rewarding the 95% of part-time consumer/retailer-type distributor, and better ensuring that new distributor leaders will have a solid organization under them before "breaking away", so that they will better be able to qualify for leadership bonuses, and 3) continually train distributor leadership to focus on building deep and wide with a solid base of consumers and to nurture their networks.

     The Company intends to focus on achieving and maintaining profitability also ensuring tight financial and systems control by I) being fully prepared for cyclical sales performance while still providing top quality customer service,
2) focusing on quality, not quantity, of new staff, 3) instituting financial/accounting software systems to enable much tighter cash flow and inventory control, and minimizing long-term contractual arrangements with suppliers and keeping minimum order quantities as low as possible.

The  Company  plans  to  generate  revenues  through  the  following  sources:
     -  Percentage  of  product  profit
     -  Fees  from  warehousing  and  shipping  of  products
     -  Cyber-advertising  on  its  planned  e-commerce  site
     -  Commissions  on  sales,  advertising  development,  and sales management

B.   PRINCIPAL  PRODUCTS  AND  SERVICES  AND  PRINCIPAL  MARKETS

Overview

     eQuorumNet has a principal business objective to emerge as a global leader in the network marketing industry, with millions of distributors around the world enjoying the full benefits of the secure and enhanced lifestyle that its products/services/company could bring. The Company's focus will be to develop a stable, cohesive distributor force to market its targeted products. As a secondary objective, but equally important, eQuorumNet intends to expand its marketing capabilities to the Internet via e-commerce and reusable, mass products.

Strategy

     The  principal  components  of  the  Company's  strategy  are  as  follows:

- Provide highly attractive financial incentives needed to attract powerful new distributor leaders and reward loyal leadership as well as the key management team
        Under development is a Compensation Plan which intends to foster long-term sustainable growth of its distributors and provide for a continuous training program of distributors.
- Identify future products and expansions, with profitability and marketability
-     Focus  on  achieving  and  maintaining  profitability
- Maintain tighter cash flow and inventory control through financial/accounting software systems
-     Minimize  long-term  contractual  arrangements  with  suppliers
-     Identify  cyclical  sales  performances  and  prepare  accordingly

C.   DISTRIBUTION  METHODS  OF  THE  PRODUCTS  OR  SERVICES

         a)  Distribution:

               Distribution of products will be carried out through the following channels:

               1) Network Marketing: Distributors will sell products directly from the manufacturer to the consumer. The Company believes this will cut out the many levels of wholesalers, distributors and retailers, and reduces the markup that is placed on the products at each of these levels. The result is intended to be larger profits, passed along to the consumer, the distributor and the Company.
               2) e-Commerce. Mass-marketed products such as electronics, and lifestyle services will be sold via the Internet to the general public. The Company hopes to achieve a high volume site with added income from advertising banners and referrals.

         b)  Advertising  and  Promotion

               The Company's advertising is expected to he through high-visibility methods, including press releases and targeted print and media campaigns, as well as Internet sources. Effective tours in key cities to attract distributors may be implemented, as well as a yearly convention for distributors and leaders. Product videos, CD-RoMs, DVDs can he developed to attract potential new distributors. Training kits for each distributor including a continual training programs intended to motivate and to create loyal distributors can be designed.

         c)  Customer  Service

               The Company recognizes the need for an effective and responsive customer service base. To that end, the Company is developing a Customer Service Plan to include a Distributor Support Plan.

ITEM  2.  DESCRIPTION  OF  PROPERTY

The Company currently pays no rent for its executive offices. Office space is currently being used at an associate of the President, Richard Hung at no charge. This office arrangement is considered adequate for current and short-term operations of the Company.

ITEM  3.  LEGAL  PROCEEDINGS.

The Company is not presently a party to any litigation, nor to the knowledge of management is any litigation threatened against the Company, which would materially affect the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

Not  applicable

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

The Company's shares of Common Stock are not registered with the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended (hereinafter referred to as the "Act"), and certain shares issued pursuant to Regulation D-504, are "restricted securities."

Since its inception July 15, 1999, the Company has not paid cash dividends on its Common Stock. It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payments of cash dividends in the future will be dependent upon, among other things, the amount of fund available therefore, the Company's earnings, financial condition, capital requirements, and other factors which the Board of Directors deem relevant.

As  of  June  30,  2000  ,  there  were  31  Common  Shareholders  of  record.

The transfer agent for the common stock is Florida Atlantic Stock Transfer, 7130 Nob Hill Road, Tamarac, Florida 33321.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion should be read in conjunction with, and is qualified in its entirety by the Financial Statements section included below.

With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of the Company's products, projections concerning operations and available cash flow. The Company's actual results could differ materially from the results discussed in such forward looking statements. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

A.   OVERVIEW

     (1) The Company, since raising its initial capital, has concentrated on researching and developing contacts in the manufacturing community to identify quality products for its network marketing and e-commerce site. The Company has specifically targeted new products and services aimed at "securing and enhancing life" including 1) Direct-from-factory electronics via Internet 2) New generation security products 3) Lifestyle services (recreation, travel sports memberships) 4) Nutritional and personal care products e.g., "nourish and cleanse" Chinese herbal supplements, skin care systems.

     During the initial phase of researching and developing contacts, the Company may need additional capital. The Company is currently preparing an SB-2 Registration towards that end. On July 24, 1999, the Company completed an offering of 170,000 shares of the Common Stock of the Company to approximately 29 unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1933 (the "Act"), as amended, pursuant to Regulation 1), Rule 504 of the Act. As of the date of this filing, the Company has approximately 7,500,000 shares of its $00001 par value common voting stock issued and outstanding which are held by 31 shareholders of record. Management fully anticipates that the proceeds from the sale will be sufficient to provide for the Company's capital needs for the next approximately six (6) to twelve (12) months, during its research stage of development.

     In addition, management of the Company believes the needs for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its products and services. If the Company is unable to begin to generate revenues from its anticipated products, management believes the Company will need to raise additional funds to meet its cash requirements.

     The Company believes that its initial revenues will be primarily dependent upon the number of distributors it has, the number of customers it has, and the profit margins on the products it offers. Realization of significant sales of the Company's products and services during the fiscal year ending December 31, 2000 is vital to its plan of operations. To that end, realization of developing a stable organization of distributors is paramount to its plan.

(2) No engineering, management or similar report has been prepared or provided for external use by the Company in connection with the offer of its securities to the public.

(3) Management believes that the Company's future growth and success will be largely dependent on its ability to obtain several overseas manufacturers as clients, to attract a stable distributor force, its ability to target repeat sales through reusable products, the marketing efforts for its e-commerce site, and its choice of profitable products.

     The Company has yet to incur any research and development costs from July 15, 1999, to present, and the Company does not expect to incur any significant research amid development expenses during the fiscal year ending June 30, 2001.

(4) The Company expects to purchase regular office equipment, i.e., desks, calculators, a computer when revenues warrant such purchases, and a client/manufacturer has hired the Company to do its marketing. The Company does not have any facilities or equipment to sell at this time.

(5) Management anticipates that it will hire and add 5 full time employees over the next twelve (12) months, as well as distributors who will be paid on a commission-only basis. Employees will not be added during Phase I, the research period. Employees will be added as revenues permit.

(6) From inception in July, 1999 through present, the Company has devoted a majority of its time on research and development. The Company has incurred start up costs of $80,000. Richard Hung, individually, has paid all start up costs. This cost includes all start up costs of attorneys, filing fees, and accountants. This $80,000.00 start up costs is borne solely by Richard Hung, and is part of his contribution to the Company, with no expected payback from the Company.

B.   SEGMENT  DATA

There were no revenues from sales since its inception July 15, 1999. Because there was no revenue, no table showing percentage breakdown of revenue by business segment or products/service line is included.

C.   RESULTS  OF  OPERATIONS

There were no revenues from sales up to the date of this filing. Since its inception, July 15, 1999, the Company has formed the Company's organization to pursue its business strategy.

a) Pre-Operating Expenses. Pre-Operating expenses were not necessary, as all costs for the Company's legal organization, legal expenses. and financial audits are included in the start of costs of $80,000, to be paid in full by Richard Hung, individually.

b) Revenues. The Company is a development state enterprise as defined in SFAS #7, and has yet to generate any revenues. The Company is devoting substantially all of its present efforts to: (1) develop the contacts to attract overseas manufacturers (2) developing plans of operations (network marketing, customer service, e-commerce), and (3) obtaining sufficient capital to commence full operations.

D.   LIQUIDITY  AND  CAPITAL  RESOURCES

As of the date of this filing, the Company has $67 on hand or in the bank. Until such time as the Company sets forth and implements its business plan, there could be a need for additional capital, even though Richard Hung is contributing his time and expenses at no cost during this time. The Company has prepared an SB-2 Registration towards that end, and plans to submit the registration to the SEC shortly.

The receipt of funds from Private Placement Offerings and loans obtained through private sources by the Company are a possibility to fund the Company until revenues can be achieved. Since inception, the Company has financed its cash flow requirements though issuance of common stock and through contributions from Richard Hung. As the Company expands its activities, it may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally the Company may be required to obtain additional financing to fund operations through Common Stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital.

Over the next twelve months, the Company intends to increase its revenues by obtaining an overseas manufacturer/client and network marketing its products to consumers in the United States. However, the Company will continue the research and development of clients/products and in-depth plans. Consequently, the Company may seek additional financing in order to sustain operations. There can be no assurance such additional funds will be available or that, if available, such additional funds will be on terms acceptable to the Company. In either case, the financing could have negative impact on the financial conditions of the Company and its Shareholders.

The Company anticipates that it will incur operating losses in the next twelve months. The Company's lack of operating history make predictions of future operating results difficult to ascertain. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, obtain a customer base, implement and successfully execute its business and marketing strategy, continue to develop its overseas contacts, provide superior customer services and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so can have a material adverse effect on the Company's business prospects, financial condition and results of operations.

Initial financing is only to provide funds to prove the business be necessary to obtain manufacturer/clients. The Company hopes to enter into additional funding arrangements through strategic partnerships, merger, equity offering or debt offering. Nothing has been secured as of this time.

E.   GOVERNMENTAL  APPROVAL,  REGULATION  AND  ENVIRONMENTAL  COMPLIANCE

     Other than general business licensing requirements, management is unaware of any governmental approval necessary for the Company's operations in the marketing industry. In addition, management is unaware of existing or probably governmental regulations on the marketing industry. Management anticipates no material costs associated with compliance with either federal, state or local environmental law.

     Export laws for Hong Kong are currently favorable for the United States, according to management. However, there can be no assurance that this condition will continue and that new laws or embargos or other hazardous enactments could adversely affect the Company s plan.

F.   RISKS  ASSOCIATED  WITH  OPERATIONS

     The Company's long-term success is partially predicated on the strength of obtaining a favorable alliance with an overseas manufacturer with profitable and marketable products.

     Its principal competition consists of entities within the marketing industry which are well established. The Company's ability to compete against these more established and more financially stable companies is premised upon the Company's ability to provide effective network marketing and e-commerce.

     Another uncertainty is the dependence on key personnel familiar with the control, administration, development, and training of distributors. The loss of Richard Hung, President, could have an adverse effect on its continued operations.

     Although research in the Company indicates that the Internet will continue with little, if any regulation, and will continue to become a viable marketing tool, there can be no assurances that the Internet will prove to be a profitable outlay for the Company in its business plans.

     While the Company's plan is being researched and developed thoroughly, there is no assurance the plan will be accepted in or by the marketplace, nor, that if it is accepted, that demand will be sufficient to make the Company profitable. The Company cannot project with certainty the outcome of its operations, and there are no assurances that the Company will operate profitably in either the near or long term.

     Local, national, and international economic conditions may have a substantial adverse affect on the efforts of the Company. The Company cannot guarantee against the possible eventuality of any potential adverse economic conditions.

G.   COMPETITION

     The Company competes with numerous other marketing companies. Many of these competitors have substantially greater resources than eQuorumNet. The Company has identified a niche in the market as it relates to network marketing, selling a manufacturer's product on a one-to-one basis to a consumer.

H.   DEVELOPING  AND  CHANGING  MARKET

     The market conditions for importing products from overseas is continually evolving and changing. The Company believes the current conditions will continue favorably for this type of venture. There can be no assurance that the Company's assessment of the situation is correct, nor that the products it selects will be accepted by the consumer.

I.   EMPLOYEES

     As of the current date, the Company has no paid employees. The Company is dependent on Richard Hung, President. Mr. Hung does not plan to spend full time efforts on the research and development of products, plans, and clients during the first six to twelve months of operation. Once these plans are formulated, the Company will need to hire full time operational staff as its operations commence. Mr. Hung is fully prepared to devote full time efforts at that time, but there can be no assurance that the current full time employment of Mr. Hung would not offer a better salary and package to Mr. Hung and Mr. Hung could abandon the Company. The Company's future success also depends on its ability to attract and retain other qualified personnel, for which competition is intense. The loss of Mr. Hung or the Company's inability to attract and retain other qualified employees could have material adverse affect on the Company.

ITEM  7.  FINANCIAL  STATEMENTS.

The  financial  statements  follow  Item  13  of  this  report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board, and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name              Age            Title
----              ---            -----
Richard  Hung     48             President,  Chairman

Duties,  Responsibilities  and  Experience

Richard  Hung,  President,  Chairman
          Richard  Hung  graduated  from  the  University  of  Toronto, Toronto,
Ontario, Canada, with a B.A.Sc. (Industrial Engineering) in 1976. In 1978, he received a Bachelor of Commerce, with a major in organization behavior from the University of Windsor, Windsor, Ontario, Canada, and a M.B.A. with a major in finance in 1979. l-Ie has more than 15 years of mass volume manufacturing experience in the consumable electronics industry, and 6 years of multi-level marketing operations management He speaks fluent English and Chinese (Cantonese, Chiu Chow), plus elementary Mandarin.

     Mr. Hung is currently Senior Vice President/Operations at Applied International Holdings Ltd, a Hong Kong company operating in Hong Kong, China, North America and Europe. Applied International Holdings Ltd has 1500 employees and is involved in consumer electronics manufacturing, and multi-level network marketing. As Senior Vice President/Operation since 1994, Mr. Hung reports directly to the Chairman, manages all manufacturing related function, and is involved in new product development, budget review, P/L. In 1993, Mr. hung was Vice President/Operations for one of the company's subsidiaries in the United States that specialized in multi-level network marketing for consumable products. In that capacity, he was responsible for the customer service center with more than 300 staff members, managed order entry, customer service, MIS, purchasing, quality control and shipping departments. As General Manager of another company subsidiary in 1992, Mr. Hung was responsible for a manufacturing center with 3000 employees in China, managed all the manufacturing related departments, and liased with the overseas subsidiaries on the logistics and shipments.

     From 1987 to 1992, Mr. Hung was employed by Golden Alpha Electronics Ltd, an electronic company in the IBM compatible market and old fashioned wood cassette radios. He managed a manufacturing plant in China, was involved in the product development, toolings, pilot and mass production, worked with customers in the development and the production of 80286 and 80385 IBM compatibles.

     From 1985 to 1986, Mr. Hung was Operations Manager for Commodore Electronic Ltd, a USA Personal Home Computer Manufacturer. He managed a 24 hour continuous mass volume production, 6 days a week with total production employees of 1000 in the Hong Kong factory. He headed Production Engineering, Plant Engineering, Production and Process Control Engineering departments.

     From 1984 to 1985, Mr. Hong was General Manager of Bondwell Computech Ltd, a computer electronic company engaged in the home and small business computer industry. He began as the General Manager of one of the international marketing companies of the group and then as the General Manager of one of the major manufacturing subsidiaries within the group. He managed the Hong Kong plant manufacturing, Purchasing, Material Control, Quality Control, Shipping, Accounting and Personnel, development, and international marketing.

Mr. Hung is not an officer or director of a publicly traded company at this time.

Notable  achievements  during  his  career  include:

* Trimmed down the monthly factory operating expenses from HK$I3mil to HK$9mil while maintaining the same sales value
*     Cost  reduction  via  renegotiations  with  UPS,  Federal  Express,  Visa,
Tel-e-Check
*     Improved  ship-out  time  to  within  36  hours  of sales order placements
* Project leader who organized network marketing conventions with 12,000 attendants
*     Improved  quality of packing by applying industrial engineering approaches
* Improved profit margins of marketing materials by renegotiations with USA local vendors
* Maintained an operating profit before tax to an average of HK$l0mil per month for 10-consecutive months
*     Launched  production  of  10  new  products  within  a  six  month  period
*     Shipment  of  more  than  1  million  units  per  month

Compliance  with  Section  16(a)  of  the  Exchange  Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Registrant during or with respect to fiscal 1999, and certain written representations from executive officers and directors, the Registrant is aware that each such reporting persons inadvertently failed to file a Form 3 at the time the Registrant became registered under Section 12 of such act (January 17, 2000). Such forms are now in the process of being prepared and filed.

ITEM  10.  EXECUTIVE  COMPENSATION.

Richard Hung has not received, nor is he projected to receive, any compensation for his services, including his capacities as Chairman and President other than the issuance of the Company's Common Stock as set forth in Item 4 above.

Should the Company become profitable and produce commensurate cash flows from operations and/or through the sale of strategic investments, there may be some level of compensation paid to him. However, this will be subject to approval by the Company's Board of Directors. It is the responsibility of the Company's Officers and its Board of Directors to determine the timing of any remuneration for key personnel. Such determination and timing thereof will be based upon such factors as positive cash flow to include equity sales, operating cash flows, capital requirements, and a positive cash flow balance in excess of $12,500 per month. At the time cash flow reaches this point, and appears to be sustainable, the Officers and Board of Directors will again readdress the compensation of its key personnel and set forth a more formal and complete plan for remuneration in line with operations of the Company. At present, the Company's management cannot accurately estimate the point when revenues and operating cash flows will be sufficient enough to implement this compensation plan, nor are they able to estimate the exact amount of compensation at this time.

There are no annuity, pension, or retirement benefits proposed to be paid of Officers, Directors, or employees of the Company in the event of retirement at normal date pursuant to any presently existing plan provided or contributed to by the Company, or any of its subsidiaries, if any.

KEY  OFFICER  EMPLOYMENT  AGREEMENTS

No employment contracts have been negotiated or signed as yet. However, the Company plans on having all key employees and officers sign a detailed employment contract as appropriate.

COMPENSATION  OF  DIRECTORS

All directors will be reimbursed for expenses incurred in attending Board or committee meetings.

STOCK  OPTION  PLAN  AND  NON-EMPLOYEE  DIRECTORS'  PLAN

No stock option plan has been set forth, and no non-employee directors' plan has been instituted. The Company may decide, at a later date, and reserves the right to, initiate these plans as deemed necessary by the Board.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth certain information as of June 30, 2000, with respect to the beneficial ownership of Common Stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding Common Stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

Name of Beneficial Owner (I)         Number         Percent
                                     of Shares      of Class (2)

Richard  Hung                        7,330,000        98%
301  W.  Armour  #1000
Kansas  City,  MO  64111

All Directors & Officers as a Group  7,330,000

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, top have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2)     Figures  are  rounded  to  the  nearest  percentage.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Business Consultants. The Company has relied on J. Thomas Howard, LTD as key business consultants while in its development stage. J. Thomas Howard, LTD has provided the assistance in preparing the Company to become a reporting company. For this assistance, the Company has issued 90,000 shares of Common Stock at $.02 per share to companies under control by J. Thomas Howard, LTD. One of those companies, Missouri Investor's Trust, LC, transferred 22,500 of those shares to True Law firm for legal fees incurred on behalf of J. Thomas Howard, LTD.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
Not  applicable.


                                    PART F/S




                                   EQUORUMNET
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2000




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

                                  JUNE 30, 2000


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

     Statement  of  Stockholders'  Equity                                      4

     Statement  of  Cash  Flows                                                5

NOTES  TO  FINANCIAL  STATEMENTS                                               6

Board  of  Directors
eQuorumNet
301  W.  Armour  #1000
Kansas  City,  MO  64111

                          Independent Auditor's Report

We have audited the accompanying balance sheet of eQuorumNet (a development stage company) as of June 30, 2000 and the related statements of operations, cash flows, and stockholder's equity for the period from July 15, 1999 (inception) through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eQuorumNet as of June 30, 2000 and the results of its operations and its cash flows for the period from July 15, 1999 (inception) to June 30, 2000, in conformity with generally accepted accounting principles.

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




Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
August  3,  2000

                                         EQUORUMNET
                               (A DEVELOPMENT STAGE COMPANY)
                                        BALANCE SHEET
                                       JUNE 30, 2000


A S S E T S
  CURRENT ASSETS
     Cash                                                            $                  67
                                                                     ----------------------
         TOTAL CURRENT ASSETS                                                           67
                                                                     ----------------------


     TOTAL ASSETS                                                    $                  67
                                                                     ======================

L I A B I L I T I E S   &   S T O C K H O L D E R S '   E Q U I T Y

  TOTAL CURRENT LIABILITIES                                          $                   -
                                                                     ----------------------

  COMMITMENTS AND CONTINGENCIES                                                          -
                                                                     ----------------------

  STOCKHOLDER'S EQUITY
     Common stock, 50,000,000 shares authorized,
         $.0001 par value; 7,500,000 shares
         issued and outstanding                                                        750
     Additional paid-in capital                                                     83,423
     Deficit accumulated during development stage                                  (84,106)
                                                                     ----------------------
     TOTAL STOCKHOLDERS' EQUITY                                                         67
                                                                     ----------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $                  67
                                                                     ======================


The accompanying notes are an integral part of these financial statements.

                                   EQUORUMNET
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                 FROM JULY 15, 1999 (INCEPTION) TO JUNE 30, 2000


R E V E N U E S                                 $                     -
                                                -------------------------

E X P E N S E S                                                   84,106
                                                -------------------------
    TOTAL OPERATING EXPENSES                                      84,106
                                                -------------------------

LOSS BEFORE INCOME TAXES                                         (84,106)

INCOME TAXES                                                           -
                                                -------------------------

NET LOSS                                        $                (84,106)
                                                =========================

  Net loss per common share                     $                  (0.01)
                                                =========================

  Basic and diluted weighted average number of
    common stock shares outstanding                            7,500,000
                                                =========================


The accompanying notes are an integral part of these financial statements.

                                                         EQUORUMNET
                                                (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE PERIOD OF JULY 15, 1999 (INCEPTION) TO JUNE 30, 2000



                                                     Common Stock                           Deficit
                                                 -------------------                      Accumulated         Total
                                                    Number               Additional          During        Stockholders'
                                                  of  Shares  Amount   Paid-in Capital  Development Stage     Equity
                                                  ----------  -------  ---------------  -----------------  -------------
Issuance of common stock in July 1999
  for cash at an average of $.0006 per share       7,500,000  $  750   $        3,423   $              -   $      4,173


Additional capital contributed by the president
  of the Company                                           -       -           80,000                  -         80,000

Loss for the period ending June 30, 2000                   -       -                -            (84,106)       (84,106)
                                                 -----------  -------  ---------------  -----------------  -------------

  Balance at June 30, 2000                         7,500,000  $  750   $       83,423   $        (84,106)  $         67
                                                 ===========  =======  ===============  =================  =============


The accompanying notes are an integral part of these financial statements.

                                   EQUORUMNET
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
          FOR THE PERIOD OF  JULY 15, 1999 (INCEPTION) TO JUNE 30, 2000



Cash flows from operating activities:
  Net loss                                      $                 (84,106)
                                                --------------------------

  Net cash used in operating activities                           (84,106)
                                                --------------------------

Cash flows from investing activities:                                   -
                                                --------------------------

Cash flows from financing activities:
  Cash contributed by president of the Company                     80,000
  Issuance of stock                                                 4,173
                                                --------------------------

  Net cash provided by financing activities                        84,173
                                                --------------------------

Net increase in cash                                                   67


Cash, beginning of period                                               -
                                                --------------------------

Cash, end of period                             $                      67
                                                ==========================

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest and income taxes:
    Interest                                    $                       -
                                                ==========================
    Income taxes                                $                       -
                                                ==========================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Start-up costs paid by shareholder            $                  80,000
                                                ==========================


The accompanying notes are an integral part of these financial statements.

                                   EQUORUMNET
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE  1 - ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

eQuorumNet, (hereinafter "the Company"), was incorporated in July 1999 under the laws of the State of Nevada primarily for the purpose of internet marketing of electronics, nutritional and personal care products. At June 30, 2000, the Company is operating from the residence of a business associate rent free, in Kansas City, Missouri. In August 1999, the Company formed eQuorumNet, LLC, a limited liability company, to facilitate the Initial Public Offering (IPO) of the Company's stock. This limited liability company was dissolved upon finalization of the Company's IPO.

The Company is in the development stage and as of June 30, 2000 had not realized any significant revenues from its planned operations.

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

Development  Stage  Activities
------------------------------
The Company has been in the development stage since its formation on July 15, 1999. It is primarily engaged in internet marketing.

Going  Concern
--------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a deficit of $84,106 since inception. The Company, being a developmental stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

                                   EQUORUMNET
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Cash  and  Cash  Equivalents
----------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Accounting  Method
------------------
The Company's financial statements are prepared using the accrual method of accounting.

Basic  and  Diluted  Loss  per  share
-------------------------------------
Basic loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted loss per share is the same as basic loss per share as there are no common stock equivalents outstanding.

Income  Taxes
-------------
No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Year  2000
----------
Like other companies, eQuorum.Net could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the 'Year 2000' issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. As of June 30, 2000, the Company does not have any evidence of problems associated with the year 2000 issue.

The Company has not purchased any software or hardware. When the Company does purchase software and hardware, it will determine at that time if there could be any adverse effects to the Company's operations regarding Year 2000 issues. Management also believes that Year 2000 issues should not adversely affect the ability of its clients and customers to conduct business with the Company. Any costs associated with Year 2000 compliance will be expensed when incurred.

Fair  Value  of  Financial  Instruments
---------------------------------------
Unless otherwise stated, the carrying amounts for the Company's cash, marketable securities, accounts receivable, accounts payable, notes payable and accrued liabilities approximate their fair value.

                                   EQUORUMNET
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Impaired  Asset  Policy
-----------------------
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company will review its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2000.

Use  of  Estimates
------------------
The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Derivative  Instruments
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At June 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

NOTE  3  -  PROPERTY  AND  EQUIPMENT

At  June  30,  2000  the  Company  does  not  own  any  property  or  equipment.

NOTE  4-COMMON  STOCK

Upon incorporation, the Company authorized the issuance of 50,000,000 shares of common stock at a par value of $0.0001 per share of which 7,500,000 shares are outstanding. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders, but have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared by the Board of Directors in its discretion, from funds legally available therefor. The Company has not authorized any preferred stock, convertible stock, warrants or options as of June 30, 2000.

                                   EQUORUMNET
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE  5  -  CONTRIBUTED  CAPITAL

The major stockholder of the Company contributed $80,000 for the payment of expenses. This amount was recorded as additional paid-in capital.

                                 SIGNATURE PAGE


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUORUMNET

By  /S/  Richard  Hung,  President

8/25/00

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /S/  Richard  Hung,  President,  Secretary,  Treasurer,  Director

8/25/00